Form 10KSB
period 2002-12-31
HOPEWELL ACQUISITION CORP
filed 2003-03-27
CIK 1168433

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2002

   [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-49684

                             HOPEWELL ACQUISITION CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Dlaware                                01-0558051
     ------------------------------      -----------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identiication No.)
     of incorporation or organization)

          38 Fox Run Road, Monroe, Connecticut               06468
     --------------------------------------------    -----------------------
        Address of principal executive offices              Zip Code

                      Issuer's telephone number:  (203) 261-5698
                     ---------------------------------------------

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                           Common Stock, $.0001 Par Value
                          --------------------------------
                                   (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d ) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days:   Since there is no trading market for
Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 25, 2003: 5,000,000 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No  [X]





                                  TABLE OF CONTENTS



                                        PART I

ITEM 1.   Description of Business.......................................    4
ITEM 2.   Description of Properties.....................................    5
ITEM 3.   Legal Proceedings.............................................    5
ITEM 4.   Submission of Matters to a Vote of Security Holders...........    5

                                       PART II

ITEM 5.   Market For Common Equity and Related Stockholder Matters......    5
ITEM 6.   Management's Discussion and Analysis or Plan of Operations....    6
ITEM 7.   Financial Statements..........................................   18
ITEM 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   29

                                       PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act.....  29
ITEM 10.  Executive Compensation.........................................  28
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.  30
ITEM 12.  Certain Relationships and Related Transactions.................  31
ITEM 13.  Exhibits and Reports on Form 8-K...............................  33

SIGNATURES

CERTIFICATIONS

                                 PART I


Item 1.  Description of Business

    Hopewell Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on January 2, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

    The Company has been in the developmental stage since inception and has conducted virtually no business operations other than organizational activities and preparation of this registration statement on Form 10-SB. The Company has no full-time employees and owns no real estate or personal property. The executive offices of the Company are located at 38 Fox Run Road, Monroe, CT 06468. The Company's sole officer and the sole director is Gary Huang.

    The Company is voluntarily filing a registration statement on Form 10-SB in order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock shares may thereby be quoted on the OTC Bulletin Board. As a result of filing the registration statement, the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act.

    The Company is a "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

    After the Company's registration statement is cleared by the Commission, the Company's officer and director intends to contact a number of registered broker-dealers to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. All transactions in securities effected in connection with the business plan of the Company as described in this registration statement will be conducted through or effected by a registered broker-dealer. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

    To date the Company has not identified any business opportunity that it plans to pursue, and nor has the Company's officer, director, promoter, affiliate, or associates had any preliminary contact or discussion with any specific candidate for acquisition. There are no proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

    The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein. The Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Further, Newfield Capital Inc., the sole shareholder of the Company, has executed and delivered an agreement affirming that it will not sell any of the Company's common stock shares it owns to anyone until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company.

    Mr. Huang or any of the companies he directly or indirectly owns, including Newfield Capital, has not entered into any arrangements, agreements (including derivative agreements), contracts that give or will give anyone else an interest in the Company. Mr. Huang has not used the shares of these companies to secure a loan.


Item 2.  Description of Property

    The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at the office of Newfield Capital, Inc. at no cost to the Company. Newfield Capital, Inc. is the sole shareholder of the Company, and it has agreed to continue this arrangement until the Company completes a business combination.


Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

    NO TRADING MARKET.   There is no trading market for the Company's common
stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop, or if developed, will be sustained.

    The proposed business activities described herein classify the Company as a "blank check" company. A blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Therefore, management will not undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

    OPTIONS OR WARRANTS. There are no outstanding options or warrants to purchase, nor any securities convertible into, the Company's common shares. Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that the Company has agreed to register under the Securities Act for sale by security holders. Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

    NUMBER OF SHAREHOLDERS. There is one (1) holder of the Company's common stock. The issued and outstanding shares of the Company's common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

    DIVIDENDS. The Company has not paid any dividends to date, and has no plans to do so in the foreseeable future.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Plan of Operation

    The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As to date, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Search for Business Opportunities

    The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholder.

    After the Company's registration statement is cleared by the Commission, the Company's officer and director intends to contact a number of registered securities broker-dealers to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. Business opportunities may also come to the Company's attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. If such person is not a registered broker-dealer, the Company will retain the professional services of a registered broker-dealer. All transactions in securities effected in connection with the business plan of the Company as described in the Company's registration statement will be conducted through or effected by a registered broker-dealer.

    In selecting the services of a registered broker-dealer, the Company would consider the years such broker-dealer had been in the business, its rate of success in matching target companies with acquiring companies, and the form and amount of compensation required by the broker-dealer. Such broker-dealer shall have necessary state and federal licenses and registered with the Commission, the National Association of Securities Dealers ("NASD"), and the Securities Investor Protection Corp. ("SIPC").
The Company expects the securities broker-dealer retained would participate all the important parts of securities transactions of the Company, including solicitation, negotiation, and execution of the transactions, and would effect all securities transactions in connection with the Company's business plan as described in this registration statement.

    Mr. Huang has not, and will not, directly or indirectly, including through Newfield Capital, advertise himself or Newfield Capital as, or otherwise hold himself or Newfield Capital out as, being willing to buy or sell securities from his or Newfield Capital's accounts in connection with the proposed merger or acquisition of the Company;

    Mr. Huang has not, and will not, directly or indirectly, including through Newfield Capital, purchase or sell securities as principal from or to customers;

    Mr. Huang has not, and will not, directly or indirectly, including through Newfield Capital, extend or arrange for the extension of, credit in connection with securities transactions;

    Mr. Huang has not, directly or indirectly, including through Newfield Capital, use an interdealer broker for securities transactions;

    Mr. Huang and Newfield Capital have not, and will not, carry a dealer inventory in securities; and

    Mr. Huang has not, and will not, directly or indirectly, including through Newfield Capital, issue or originate securities or assist issuers in distributing their shares to the public in a regular and systematic way.

    Neither Mr. Huang nor Newfield Capital is presently engaging in similar activities or have engaged in similar activities in the past with other blank check companies. To date the Company has not, directly or indirectly, including through Newfield Capital, entered into any arrangements or agreements, preliminary or otherwise, with a registered broker-dealer regarding the Company's search for business opportunities. Neither
Mr. Huang nor Newfield Capital is a registered broker-dealer. Mr. Huang and Newfield Capital have not been affiliated with any broker-dealers, and have not in the past retained a broker-dealer to search for business opportunities.

    The Company has entered into a services agreement with Newfield Capital to supervise the search for target companies as potential candidates for a business combination. Under the terms of the agreement, Newfield Capital agreed (i) to assist the Company in the preparation and filing with the Securities and Exchange Commission of a registration statement on Form 10-SB for the common stock of the Company; (ii) to assist the Company in the location and review of potential target companies for a business combination;
(iii) to assist the Company in the preparation and filing with the Securities and Exchange Commission of all required filings under the Securities Exchange Act of 1934 until the Company enters into a business combination; and (iv) the Company may use the business offices of Newfield Capital as its office address without any rent payments until the Company enters into a business combination. Newfield Capital also agreed to pay on behalf of the Company all corporate, organizational and other costs incurred or accrued by the Company until effectiveness of a business combination without repayment. This agreement will continue until such time as the Company has effected a business combination.

    The services agreement between the Company and Newfield Capital is not exclusive and Newfield Capital has entered into a total of five identical agreements with each of Hampton Acquisition Corp., Hopewell Acquisition Corp., the Company, Newfield Acquisition Corp., and Thompson Acquisition Corp. All those companies are blank check companies beneficially owned by Mr. Huang. Newfield Capital and Mr. Gary Huang have not, and will not, provide services to potential target companies. Therefore, neither Newfield Capital nor Mr. Huang will receive services fees of any kind, including shares of the post-merger company, from target companies for providing services in connection with the proposed merger.

    In the event of a successful merger or acquisition, the Company may pay a finder's fee, in the form of cash or common stock in the merged entity retained by the Company, to persons instrumental in facilitating the transaction. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time, but is expected to be comparable to consideration normally paid in like transactions. Management believes that such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Any cash finder's fee earned will need to be paid by the prospective merger or acquisition candidate, as the Company has no cash assets with which to pay such obligation. The registered broker-dealers will be compensated solely in accordance with the NASD regulations. No fees of any kind will be paid to the promoter and management of the Company or to its associates or affiliates by the Company.

    The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the target company will compensate the consultant or outside advisor.

    The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

    The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

    Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

    Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

    The Company is subject to the reporting requirements of the Exchange Act. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction. The audited financial statements of the acquired company must be furnished with 75 days following the effective date of a business combination.

    When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the registration statements on Form 10-SB filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments has been cleared by the Commission.

    Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

    The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to theCompany that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

Acquisition of a Business Opportunity

    In implementing a structure for a particular business combination, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. There are currently no arrangements that would result in a change of control of the Company.

    It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.

    While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free.

    With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholder at such time.

    The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

    It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

    There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no a marketing plan to distribute the shares of the post-merger companies to third parties. Neither Mr. Huang, Newfield Capital nor its officer, director, promoter, affiliates, or associates have had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

    The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with its on-going reporting obligations. Newfield Capital, the sole shareholder of the Company, has agreed to pay all expenses, on behalf of the Company, until such time as the Company completes a business combination. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses. There is no minimum or maximum amount Newfield Capital will pay on behalf of the Company. Should, Newfield Capital fail to pay such expenses, the Company has not identified any alternative sources, there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoter, management or their affiliates or associates.

Investment Company Act of 1940

    Although the Company is subject to regulation under the Securities
Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be primarily engaged in the business of investing or trading in securities. In the event the Company engages in a business combination which results in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

    As the controlling shareholder of the Company, Newfield Capital may participate in a business opportunity by purchasing, holding or selling the securities of such business. Newfield Capital does not, however, intend to engage primarily in such activities. Specifically, Newfield Capital intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Company Act, and the regulations promulgated thereunder.

    Section 3(a) of the Investment Company Act contains the definition of an "investment company," excluding any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (exclusive of government securities and cash items). Additionally, Newfield Capital has fewer than 100 shareholders (of which there are currently only one) and is not making and does not intend to make a public offering of its securities. Management of Newfield Capital believes that Newfield Capital is not deemed to be an investment company by virtue of one of exemptions provided under the Investment Company Act of 1940, as amended.

Results of Operations

    Since inception, the Company has not engaged in any operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. No revenues were received for the period from January 2 (inception) to December 31, 2002, 2002, and the Company has experienced cumulative net losses of $1,344.

Liquidity and Capital Resources

    At December 31, 2002, the Company had no cash assets and other assets. The Company had also no liabilities at December 31, 2002.

    The Company will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission. It is anticipated that such expenses will be paid by Newfield Capital, Inc., the sole shareholder of the Company. In January 2002, the Company signed an agreement with Newfield Capital, Inc. The Agreement calls for Newfield Capital to provide the following services, without reimbursement from the Company until the Company is able to consummate a business combination: (i) Preparation and filing of required reports with the Securities and Exchange Commission, (ii) Location and review of potential target companies, and (iii) Payment of all corporate, organizational, and other costs incurred by the Company. See Note 3 to the Financial Statements.

    In the event the Company acquires a business opportunity the Company may incur additional expenses related to proxy or information statements the Company must provide to its stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations. The Company has no current plans to raise additional capital through sale of securities, or otherwise.

Evaluation of Internal and Disclosure Controls

    The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

    There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

RISK FACTORS

    The Company's business is subject to numerous risk factors, including, but not limited to, the following:

    THE COMPANY HAS NO OPERATING HISTORY, NO ASSETS, AND NO SOURCE OF REVENUE. The Company has had no operating history nor any revenues or earnings from operations. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

    THE COMPANY HAS ONLY ONE DIRECTOR AND OFFICER. Because management consists of only one person, while seeking a business combination, Gary Huang, the president of the Company, will be the only person responsible in implementing the business plan of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Huang anticipates devoting only a limited amount of time per month to the business of the Company and does not anticipate commencing any services until this registration statement has been cleared by the Commission. Mr. Huang has not entered into a written employment agreement with the Company and he is not expected to do so. The Company has not obtained key man life insurance on Mr. Huang. The loss of the services of Mr. Huang would adversely affect development of the Company's business and its likelihood of continuing operations.

    THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION.   To date the Company
has not made attempts to identify, negotiate or consummate a merger with, or acquisition of, a private company, and there is no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity, and the Company has not identified any particular industry or specific business within an industry for evaluation by the Company. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a merger or acquisition candidate to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

    THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE.   The success of
the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. In the event the Company completes a business combination, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

    CONFLICTS OF INTEREST.   Certain conflicts of interest exist between the
Company and Gary Huang, the Company's sole officer and director. Mr. Huang has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with fiduciary duties to the Company. Mr. Huang may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are is involved in the management of any company with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. See Item 12, " Certain Relationships and Related Transactions - Conflicts of Interest."

    REGULATIONS OF PENNY STOCKS.   The Commission has adopted a number of
rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the NASD's OTC Bulletin Board or the "Pink Sheets"), the rules would apply to the Company and to its securities.

    The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that
(iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and
(d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

    LACK OF MARKET RESEARCH.   The Company has neither conducted, nor have
others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event a business opportunity is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

    COMPETITION. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public "blank check" companies, some of which may also have funds available for use by an acquisition candidate.

    REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION. The Exchange Act specifically requires that any merger or acquisition candidates comply with all applicable reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Merger or acquisition candidates that do not have, or are unable to provide reasonable assurances that they will be able to obtain the required audited financial statements would not considered by the Company to be appropriate for merger or acquisition so long as the reporting requirements of the Exchange Act are applicable. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.

    PROBABLE CHANGE IN CONTROL AND MANAGEMENT.   In conjunction with
completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock it owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

    NO PUBLIC MARKET EXISTS. There is currently no public market for the Company's securities, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Moreover, many lending institutions will not permit the use of such securities as collateral for any loans.

    ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY. The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

    TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Item 7.  Financial Statements


                             HOPEWELL ACQUISITION CORP.
                           (A Development Stage Company)


                            Audited Financial Statements
           As of December 31, 2002 and for the Period from January 2, 2002
                           (Inception) to December 31, 2002


                                 TABLE OF CONTENTS


                                                                   Page No.
                                                                   -------
Independent Auditor's Report.......................................   20

Balance Sheet as of December 31, 2002..............................   21

Statement of Operations for the Period
  from January 2, 2002 (from Inception) to December 31, 2002.......   22

Statement of Changes in Stockholder's Equity for the Period
  from January 2, 2002 (from Inception) to December 31, 2002.......   23

Statement of Cash Flows for the Period
  from January 2, 2002 (from Inception) to December 31, 2002........  24

Notes to Financial Statements for the Period
  from January 2, 2002 (from Inception) to December 31, 2002........  25

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of:
Hopewell Acquisition Corp.
(A Development Stage Company)
Monroe, CT

We have audited the accompanying balance sheet of Hopewell Acquisition Corp. (a development stage company) as of December 31,2002 and the related statements of operations, changes in stockholder's equity and cash flows for the period from January 2, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hopewell Acquisition Corp.
(a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the periods from January 2, 2000 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Hampton Acquisition Corp. will continue as a going concern. As discussed in
Note 4 to the financial statements, Hopewell Acquisition Corp. has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Lim & Co.
------------------
Lim & Co.
Certified Public Accountants
Edison, New Jersey
March 7, 2003

                            HOPEWELL ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                              AS OF DECEMBER 31, 2002



                                   ASSETS

CURRENT ASSETS....................................................   $     0
                                                                     -------
OTHER ASSETS......................................................         0
                                                                     -------
TOTAL ASSETS......................................................   $     0
                                                                     =======

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES ...............................................  $     0
                                                                     -------
TOTAL LIABILITIES..................................................        0
                                                                     -------
STOCKHOLDER'S EQUITY:

  Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none issued and outstanding...................        -

  Common Stock, $.0001 par value, 80,000,000
    shares authorized, 5,000,000 issued and outstanding............      500

Additional paid-in capital.........................................      844

Deficit accumulated during development stage.......................  (1,344)
                                                                     -------
  Total Stockholder's Equity.......................................        0
                                                                     -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.........................   $    0
                                                                     =======



The accompanying notes are an integral part of these financial statements.

                             HOPEWELL ACQUISITION CORP.
                           (A DEVELOPMENT STAGE COMPANY)

                              STATEMENT OF OPERATIONS
                    For the Period of January 2, 2002 (Inception)
                                 to December 31, 2002



Sales ............................................................   $   --
                                                                     -------
Operating Expenses:
  General and administrative expenses.............................    1,073
  Organization expense............................................      274
                                                                     ------
Total expenses....................................................    1,347
                                                                     ------
Income (loss) before income taxes.................................  (1,347)
                                                                    -------
Other Income
    Interest income...............................................        3
                                                                    -------
Provision for income taxes........................................       --

Net loss.......................................................... $(1,344)
                                                                   ========


Basic loss per common share....................................   $ (.0003)
                                                                  =========
Diluted loss per common share..................................   $ (.0003)
                                                                  =========
Basic and diluted weighted average number
 of common shares outstanding..................................   5,000,000
                                                                  =========


The accompanying notes are an integral part of these financial statements.

                            HOPEWELL ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       For the Period From January 2, 2002
                        (Inception) to December 31, 2002


                           Common Stock       Additional     Deficit Accumulated
                       Shares     Amount    Paid-in Capital  During Development Stage  Total
                   ----------   ----------  ---------------- -----------------------  -------
Inception
  January 2, 2002      --            --            --              --                  --

Issuance of
 common stock       5,000,000     $ 500         $  --            $  --               $ 500

Fair value of
 expenses contributed   --           --           844               --                 844

Net loss for the
 periods ended
 at December 31, 2002   --           --            --            (1,344)            (1,344)

Balance at
 Dec. 31, 2002     5,000,000     $ 500         $  844            $(1,344)              $  0
                   ==========     =====        =======           ========            ======



            The accompanying notes are an integral part of these financial statements.


                         HOPEWELL ACQUISITION CORP.
                       (A DEVELOPMENT STAGE COMPANY)


                          STATEMENT OF CASH FLOWS
      For the Period of January 2, 2002 (Inception) to December 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.......................................................  $ (1,344)
                                                                  --------
Adjustment to reconcile net loss
 to net cash used by operating activities......................          0
                                                                  --------
Net cash used in operating activities..........................    (1,344)
                                                                  --------

CASH FLOWS FROM INVESTING ACTIVITIES............................        --
                                                                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock...........................      500
Contributed additional paid-in capital...........................      844
                                                                   -------
Net cash provided by financing activities........................    1,344
                                                                   --------

NET INCREASE (DECREASE)..........................................        0
                                                                   --------
CASH AND CASH EQUIVALENTS
  - at Beginning of Period.......................................        0
                                                                   --------
CASH AND CASH EQUIVALENTS
  - at End of Period..............................................   $   0
                                                                   ========


The accompanying notes are an integral part of these financial statements.

                             HOPEWELL ACQUISITION CORP.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 200


NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Hopewell Acquisition Corp. (a development stage company)("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

     The year-end of the Company is December 31st for both book and tax purposes.

     The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B.  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

C.  Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.  Income Taxes

    The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

    Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2002.

E.  Basic and diluted net loss per share

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2002 there were no dilutive convertible shares, stock options or warrants.

F.  Recent issued accounting standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS
    No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are:(1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset
    Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

    In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board
    (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of
    discontinued   operations to include all components of an entity with
    operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December
    15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

    On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes that the adoption of SFAS No. 146 will not have a material effect on the Company's financial position, results of operations, or cash flows.

    In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions" was issued, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 is effective immediately and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions. Upon adoption of SFAS No. 147, the amount of unidentifiable intangible assets previously recorded was reclassified to goodwill. SFAS No. 147 also modifies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets. While SFAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance currently has no effect on 1st Source's result of operations, financial position, or liquidity. The Company does not have any assets subject to the specialized accounting guidance provided in SFAS No. 72 or SFAS No. 147.

    In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material effect on the Company's financial position, results of operations, or cash flows.

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

C.  Additional Paid-In Capital

    Additional paid-in capital at December 31, 2002 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company. See Note 3.

NOTE 3.  RELATED PARTY TRANSACTIONS

    On January 2, 2002, the Company issued a total of 5,000,000 shares of common stock to Newfield Capital, Inc. in exchange for $500 in cash. See
    NOTE 2. "STOCKHOLDERS' EQUITY - Common Stock." Mr. Gary Huang, the sole officer and director of the Company, is the sole shareholder of Newfield Capital. Mr. Huang is deemed to be the beneficial ownership of the 5,000,000 shares of Common Stock of the Company owned by Newfield Capital. With respect to the sales made to Newfield Capital, the Company relied upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

    The Company currently uses the offices of Newfield Capital, the sole shareholder of the Company, as its principal place of business at no cost to the Company.

    On January 2, 2002, the Company signed an agreement with Newfield Capital, the sole shareholder of the Company. The Agreement calls for Newfield Capital to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

    1. Preparation and filing of required documents with the Securities and Exchange Commission.

    2.  Location and review of potential target companies.

    3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4. GOING CONCERN CONSIDERATION

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.



                                     PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


    The Company has one director and one officer as follows:

      Name           Age         Positions and  Offices Held
-----------------  -------    ----------------------------------
   Gary Huang        47        President, Secretary,and Director

    Mr. Gary Huang has served as the Company's director, president, and secretary since inception, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

    Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

    Mr. Gary Huang has served as the Company's director, president and secretary since inception. A graduate of Yale University (M.A.in economics, 1987) and the University of New Haven (M.B.A. in finance, 1992), Mr. Huang was secretary (from January 1997 to July 2001), a director (from October 1998 to July 2001) and treasurer (from March 2000 to July 2001) of Lotus Pacific, Inc., a New Jersey based telecommunications company currently traded on the Pink Sheets. Prior to joining Lotus Pacific, Inc., from January 1996 to January 1997, Mr. Huang was an accountant and financial analyst for Rightiming Electronics Corp., a consumer electronics company in New Jersey. From September 2001 to present, Mr. Huang is acting financial controller of Sen Hong Resources Holdings Ltd., a Hong Kong company whose primary business is to explore and produce crude oil in South Sumatra, Indonesia. Since its inception in January 2002, Mr. Huang has been the sole director and officer of Newfield Capital, Inc., a business consulting firm in Monroe, Connecticut, and is the only promoter of the Company. Mr. Huang has not involved in any legal proceedings as described in Item 401 of Regulation S-B.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings. For the period covered by this Annual Report, the Company was in compliance with the Section 16(a) of the Securities Exchange Act of 1934.


Item 10.  Executive Compensation

    The Company's officer and director does not receive any compensation for his services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. The Company has no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of directors, officers, or other employees.

    The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

    As of March 25, 2003, there are 5,000,000 shares of the Company's common stock, par value $.0001 per share, issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director and executive officer of the Company; and (iii) by all executive officer and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

                    Name and Address    Amount of Beneficial  Percentage
Title of Class     of Beneficial Owner       Ownership         of Class
---------------  ---------------------   -----------------   -----------
Common Stock      Newfield Capital, Inc.(1)    5,000,000        100%
		      38 Fox Run
                  Monroe, CT 06468

Common Stock      Gary G. Huang (1)            5,000,000        100%
                  38 Fox Run Road
                  Monroe, CT 06468

Common Stock      All Executive Officers       5,000,000        100%
                  and Directors as a Group (1 person)
------------------------------------------------------------------
(1) Mr. Huang is the sole shareholder of Newfield Capital, Inc., and is deemed to be the beneficial owner of the 5,000,000 shares of the Company's common stock owned by Newfield Capital, Inc.

    The Company currently has no non-voting securities or other securities outstanding, and there are no contracts or other arrangements that could result in a change of control of the Company.


Item 12.   Certain Relationships and Related Transactions

    On January 2, 2002 (inception), the Company issued 5,00,000 restricted shares of its common stock to Newfield Capital, Inc. in exchange for $500 in cash. Gary Huang, the sole officer and director of the Company, is the sole shareholder of Newfield Capital, Inc.

    The Company currently uses the office of Newfield Capital, Inc. as its mailing address, for which the Company pays no rent, and for which Newfield Capital has agreed to continue this arrangement until the Company completes a business combination. See "Item 2. Description of Property."

    The Company will incur nominal expenses in the implementation of its business plan described herein. On January 2, 2002, the Company entered into an agreement with Newfield Capital, the sole shareholder of the Company. The Agreement calls for Newfield Capital to provide the following services until the Company enters into a business combination, (i) preparation and filing of required documents with the Securities and Exchange Commission, (ii) location and review of potential target companies, and (iii) payment of all corporate, organizational, and other costs incurred by the Company. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of uch expenses. There is no minimum or maximum amount Newfield Capital will pay on behalf of the Company. Newfield Capital has agreed to continue to pay those expenses until the Company completes a business combination.

Conflicts of Interest

    The Company's proposed business raises potential conflicts of interest exist between the Company and Gary Huang, the Company's sole officer and director. Mr. Huang has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Mr. Huang intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Huang would not attend to other matters prior to those of the Company. Mr. Huang estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

    Newfield Capital has entered into five identical agreements to locate potential target companies. Accordingly, a conflict of interest may arise in the event that the Company may be in competition with other four blank check entities with which the management is affiliated in seeking target companies. It is anticipated that target companies will be located for the blank check company in alphabetical order of the name of those companies, which all formed on the same date, with the same place of incorporation, and with an identical capital structure. Thus, if Newfield Capital becomes aware of a potential target, the first company that elects to be consummated a business combination with the target will be Hampton Acquisition Corp., followed, in order of preference, by Hopewell Acquisition Corp, Newfield Acquisition Corp., Thompson Acquisition Corp., and Wayne Acquisition Corp.

Prior Blank Check Involvement

    The Company's management and its promoter have not been involved in developing blank check and shell companies for sale to or acquisition by target companies in the past.

Recent Blank Check Companies

    The Company's management and its promoter is currently involved with five blank check companies as described below. The initial business purpose of each of the five companies will be seeking to complete a business combination with an unidentified company, and each will be classified as a blank check company until completion of a business combination. Each of the five companies has filed a registration statement on Form 10-SB with the Commission in order to become a reporting company under the Exchange Act.

    The following table summarized certain information to date concerning all blank check companies with which the management of the Company and its promoter has been involved.

                                                  Initial         SEC
        Company Name         Registration Form   Filing Date    File Number Status (3)
----------------------------  ---------------- ---------------- ----------  --------
Newfield Acquisition Corp.(1)  Form 10-SB (2)   March 13, 2002   0-49682      N/A
Hampton Acquisition Corp.(1)   Form 10-SB (2)   March 13, 2002   0-49683      N/A
Hopewell Acquisition Corp.(1)  Form 10-SB (2)   March 13, 2002   0-49684      N/A
Thompson Acquisition Corp.(1)  Form 10-SB (2)   March 13, 2002   0-49681      N/A
Wayne Acquisition Corp.(1)     Form 10-SB (2)   March 12, 2002   0-49678      N/A
------------------------------------------------------------------------------------

Notes:

   (1) Mr. Gary Huang is its sole officer, director and sole beneficial shareholder. Mr. Huang owns 100% of capital stock of Newfield Capital, Inc., and Newfield Capital, Inc. owns 100% of each of the five blank check companies listed above.

  (2) The registration statements on Form 10-SB are automatically effective 60 days after filing with the Securities and Exchange Commission.

  (3) The term "N/A" indicates that the company referenced has not entered into an agreement for a business combination.

   Other than as described herein, Mr. Huang and the management of the Company and its promoter has not been affiliated with any other blank check companies.

Transactions by Blank Check Companies

    None.

    Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are involved in the management of any company with which the Company transacts business. The Company has adopted a policy that the Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect. The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest. Accordingly, the Company's officer and Newfield Capital will be required to use their discretion to resolve them in a manner which they consider appropriate. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

    Other than described above, there have been no transactions that are required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit Number                   Description
    ----------------     -----------------------------------------------
         3.1             Certificate of Incorporation*
         3.2             By-Laws*
        10.1             Agreement with Waywood Investment Ltd.*
        10.2             Shareholder agreement*

  * Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on March 12, 2002.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2002.



                                    SIGNATURE

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Hopewell Acquisition Corp.


By: /s/ Gary Huang
----------------------------------
Gary Huang, Director and President

Date: March 25, 2003

                               CERTIFICATION


I, Gary Huang, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hopewell Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003


 /s/ Gary Huang
 ---------------
 Gary Huang